Form 10QSB
period 2000-06-30
EMI INC
filed 2000-08-22
CIK 729627

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 2000

       Commission File Number             0-12522


                                 EMI, Inc.
        (Exact name of registrant as specified in its charter)


              NEVADA                             87-0338148
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                  6975 SOUTH UNION PARK CENTER #600
                          MIDVALE, UTAH 84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600



             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes      No  X

and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X    No


                             5,315,223
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of July 28, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from June 30, 1999 through June 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                              EMI, INC.
                            Balance Sheet


                                ASSETS

                                                 June 30,        March 31,
                                                 2000            2000
                                               (unaudited)

     TOTAL ASSETS                  $               -            $     -


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable
                                                  933                 933

     TOTAL  LIABILITIES
                                                 933                   933


STOCKHOLDERS' EQUITY

     Common Stock 100,000,000 shares
     authorized at $.001 par value;
     5,315,223 shares issued and outstanding
                                                5,315             5,315
     Capital in Excess of Par Value         1,635,573         1,635,573
     Accumulated Deficit                   (1,641,821)       (1,641,821)

     Total Stockholders' Equity                  (933)             (933)

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY        $               -        $             -

                              EMI, INC.
                       Statements of Operations
                             (unaudited)

                                        For the Three        For the Three
                                        Months Ended         Months Ended
                                         June 30,            June 30,
                                               2000                  1999


REVENUE                                  $     -             $   -

EXPENSES                                        -                -

NET INCOME (LOSS) - Before Taxes         $      -         $      -


     Taxes                                        -              -

INCOME (LOSS)                            $        -        $      -

Loss Per Common Share                    $        -        $      -


Average Outstanding Shares                 5,315,223           315,223


                              EMI, INC.
                       Statements of Cash Flows
                             (unaudited)

                                    For the Three              For the Three
                                    Months Ended               Months Ended
                                    June 30,                   June 30,
                                      2000                       1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)               $      -                   $        -
                                          -                            -

CASH FLOWS FROM
  INVESTING ACTIVITIES                    -                           -
                                          -                           -
CASH FLOWS FROM
  FINANCING ACTIVITIES                    -                          -
                                          -                          -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     -                         -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD               -                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $     -                   $     -

CASH PAID DURING THE PERIOD FOR:
   Interest                              $  -                  $ -
   Income Taxes (Including
      Penalties & Interest)              $  -                   $ -




                              EMI, INC.
                  Notes to the Financial Statements
                            June 30, 2000

NOTE 1 - INTERIM FINANCIAL STATEMENTS


       The financial statements for the three months ended June 30, 2000 were
prepared from the   books and records of the Company.  Management believes
that all adjustments have been made   to the financial statements to make a
fair presentation of the financial condition of the Company   as of June 30,
2000.  The results of the three months are not indicative of a full year of
operation   for the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $(933) as operating capital at June 30, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended June 30, 2000, the registrant had net income of only $0 compared to $0 in the same period last year.

  Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                   PART II

OTHER INFORMATION

Item 1.                       Legal Proceedings.                None
Item 2.                       Changes in Securities.            None
Item 3.                       Defaults Upon Senior Securities.  None
Item 4.                       Submission of Matters to a Vote
                              of Security Holders.              None
Item 5.                       Other Information.                None
Item 6.                       Exhibits and Reports on Form 8-K  None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated July 28, 2000
                                                EMI, Inc.

                                                /s/ James Anderson