Form 10KSB
period 2000-03-31
EMI INC
filed 2000-08-23
CIK 729627

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.

                                   FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

	For the fiscal year ended March 31, 2000

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


	Commission File No. 0-12522

                         	EMI, Inc.
	(Exact name of Registrant as specified in its charter)

	    	 NEVAD	                        87-0338148
		(State or other jurisdiction of	  (IRS Employer
		incorporation or organization)	   Identification No.)

	  6975 South Union Park Center #600, Salt Lake City, Utah 84047 (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   [   ] Yes     [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ x  ]

Revenue for the year ended March 31, 2000:   $ 0.

As of July 28, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of July 28, 2000 the number of shares outstanding of the Registrant's Common Stock was 5,315,223.





	PART I



ITEM 1.  DESCRIPTION OF BUSINESS

	EMI, Inc., ("the Company")was organized in April 1978 in the State of Utah under the name "Cody Industries, Inc." and was formerly in the business of purchasing and selling oil and gas property, mining property, and natural resource properties.

	On May 12, 1982, the Company changed its name to EMI Energy Corporation. The Company changed its name again on October 22, 1985 to EMI, Inc. May 3,
1999 when the Company was reinstated in Utah the name was changed to Formally EMI, Inc. Due to conflict with the previous name. On September 8, 1999 the Company changed its domicile from Utah to Nevada through the formation of a merger of a wholly-owned Nevada corporation. The name of the Company is currently EMI, Inc.

	The Company is currently seeking a business opportunity merge with or acquire, but to date has not located in any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY                       	None

ITEM 3.  LEGAL PROCEEDINGS                             	None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

	In 1999, the shareholders of the Company voted several changes to the capital structure of the Company as follows:

	-  Change the domicile from Utah to Nevada;
	-  Increase authorized common shares to 100,000,000 with a par value of $.001;
	-  Change the name of the Company to EMI, Inc.;
	-  Authorize the board to effect a 1 for 100 reverse split of the common stock with no shareholder being reduced below 100 shares.  The stock was reverse split in 2000.




	PART II



ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	The Company has not been able to obtain any reliable trading history for the period reported. During the year ended March 31, 2000 there appeared to be little or no trading in the stock of the Company. As of March 31, 2000, the Company had approximately 1,894 shareholders of record.

	The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        	AND RESULTS OF OPERATIONS

Financial Condition

	The Company had no revenue during the year ended March 31, 2000. Total stockholders' equity was $(933), as compared to $0 at March 31, 1999. The Company has no operating capital for future operations.

Liquidity and Capital Resources

	The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire.  At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.  There is no guarantee that the
Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

	The Company reported a net loss of $5,933 for the year ended March 31, 2000, compared to a  loss of $0 for the previous year.  The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1)	The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

Independent Auditors' Report

Balance Sheets as of March 31, 2000.

	Statements of Operations for the years ended March 31, 2000 and March 31, 1999.

	Statement of Stockholders' Equity for the period from April 1, 1998 to March
31, 2000.

	Statement of Cash Flows for the years ended March 31, 2000 and March 31, 1999.

	Notes to Financial Statements.

  (2)	Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   	     AND FINANCIAL DISCLOSURE

	The Company has had no principle accountants since late 1980's. On the Board of Directors approved the engagement of the firm of Crouch, Bierwolf & Chisholm as the Certifying Accountant for the Company.





	PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                				  Age		   Director
	Name				            (2000)		 Since	  	Position with the Company

James Anderson			      49 		  1999		    Director/President

Mr. Anderson is forty-nine years old. Mr. Anderson is the former owner and operator of a company called Dinner and Bingo Club. His business experience for the past seven years has been extensive in the computer, restaurant, and sales industries.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

	During the current fiscal year, James Anderson was issued 5,000,000 of common stock for compensation as an officer/director of the Company.

Employment Agreements and Other Compensation Arrangements

	There are currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

	There is currently no compensation paid to non-employee directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      		  Amount and Nature
	Name and Address	        Of Beneficial	          Percent of
	of Beneficial Owner	        Ownership      	       Class

	James Anderson		           5,000,000	            	94.1%

Item 12.  Certain Relationships and Related Transactions

	Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

Item 13.  Exhibits, and Reports on Form 8-K

(A)	Exhibits

		Exhibit
		No.	                   Description

		23.01	Consent of Crouch, Bierwolf & Associates

		27.01	Financial Data Schedule

(b)	The Registrant filed no current reports on Form 8-K during the fiscal year ended March 31, 2000.

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

							EMI, Inc.

							By:

							/s/	James Anderson

Dated:	August 7, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE		TITLE	DATE

/s/ James Anderson     		President and Director	August 7, 2000
                       		(Principal Executive and Financial Officer)





	INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

	Balance Sheet - March 31, 2000.

	Statements of Operations - For the years ended March 31, 2000 and
March 31, 1999.

	Statement of Stockholders' Equity - For the period from April 1, 1998 to March 31, 2000.

	Statement of Cash Flows - For the years ended March 31, 2000 and March 31,
1999.

	Notes to Financial Statements








INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
EMI, Inc.
Salt Lake City, Utah


	We have audited the accompanying balance sheet of EMI, Inc. (a Nevada Corporation) as of March 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EMI, Inc. at March 31, 2000, and the results of its operations and cash flows for the years ended
March 31, 2000 and 1999 in conformity with generally accepted accounting principles.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has little operating capital and has had only startup operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 4. The financial statements do not include any adjustments that might result from the outcome oainty.



Salt Lake City, UT
August 7, 2000

EMI, Inc.
Balance Sheet


ASSETS

                                 									     March 31,
	            								                            2000


	TOTAL ASSETS			                  	$              -


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

	Accounts Payable 						          $        	      933

	Total Current Liabilities							       	         933


STOCKHOLDERS' EQUITY

	Common Stock 100,000,000 shares
	   authorized at $.001 par value;
	   5,315,223 shares issued and outstanding						5,315
	Capital in Excess of Par Value						       	1,635,573
	Accumulated Deficit 					 			              (1,641,821)

	Total Stockholders' Equity							               (933)

	TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY               				$                  -

EMI, Inc.
Statements of Operations

                                  					For the Year   		For the Year
				                                   	Ended           		Ended
					                                   March 31,   		 March 31,
					                                    2000            1999

REVENUE 	                             		$	-             	$	-

EXPENSES

	General and Administrative		           		5,933 		            -
					                                    (5,933)            		-

NET INCOME (LOSS) - Before Taxes			     $	-               		$	-

	Taxes (Note 2)			                       	-         	       -

INCOME (LOSS)			                       $ (5,933)		          -

Loss Per Common Share               		$   -              	$ -

Average Outstanding Shares				        1,148,556          315,223


                                  EMI, Inc.
                     Statements of Stockholders' Equity
                                March 31, 2000

							                                     Capital in
			                   Common    		Common  		Excess of   	Accumulated
                 			  Shares 		   Stock  	  Par Value 	   Deficit

Balance, April
1, 1998		            315,223 		$   315		  $ 1,635,573		 $ (1,635,888)

Net Loss for
the Year	 	             -          -            -            -

Balance, March
31, 1999		           315,223 	   315		     1,635,573		  (1,635,888)

Stock issued for
services at
$.001 per share
(Note 5)	          	5,000,000 		 5,000	         	-   		      -

Net Loss for
the Year	 	             -          -             -         (5,933)

Balance,
March 31, 2000	     5,315,223 	$   5,315	$	  1,635,573	   (1,641,821)

                                EMI, Inc.
                         Statements of Cash Flows

                                     					For the Year  		For the Year
                                      					 Ended       		 Ended
                                      					March 31,    		March 31,
                                 			        2000            1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
		Net Income (Loss)		                    	$	(5,933)       	$	-
		Increase (Decrease)
		  in Accounts Payable		      	               933 	      	  -
		Shares issued for services			              5,000 	      	  -
                                          						-          		-

CASH FLOWS FROM
	INVESTING ACTIVITIES			                 	      -      	     -

CASH FLOWS FROM
	FINANCING ACTIVITIES				                       -            -

INCREASE (DECREASE) IN CASH
	AND CASH EQUIVALENTS                        				-    	     	-

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD            	       -           -

CASH AND CASH EQUIVALENTS
	AT END OF PERIOD	                      		$       -    	$    -

CASH PAID DURING THE PERIOD FOR:
		Interest	                             		$	       -    	$	    -
		Income Taxes			                         $       	-    	$    	-


                             EMI, Inc.
                  Notes to the Financial Statements
                          March 31, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

	Background and History

	EMI, Inc.,  ("the Company")was organized in April 1978 in the State of Utah under the name "Cody Industries, Inc." and was formerly in the business of purchasing and selling oil and gas property, mining property, and natural resource properties.

	On May 12, 1982, the Company changed its name to EMI Energy Corporation. The Company changed its name again on October 22, 1985 to EMI, Inc. May 3,
1999 when the Company was reinstated in Utah the name was changed to Formally EMI, Inc. due to conflict with the previous name. On September 8, 1999 the Company changed its domicile from Utah to Nevada through the formation of a merger of a wholly-owned Nevada corporation. The name of the Company is currently EMI, Inc. The Company currently has no operatio business purpose.

	Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

	Earnings (Loss) Per Share The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

NOTE 2 -INCOME TAXES

	The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended March 31, 2000 and was applied retroactively.

	Statement of Financial Accounting Standards No. 109 " Accounting for Income
Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes.  This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

	Deferred income taxes result from temporary differences in the recognition
of accounting transactions for tax and financial reporting purposes.   There
were no temporary differences at March 31, 2000 and earlier years;
accordingly, no deferred tax liabilities have been recognized for all years.

	The Company has cumulative net operating loss carryforwards of over $1,500,000 at March 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2000 have been offset by valuation reserves of the same amount.


                               EMI, Inc.
                     Notes to the Financial Statements
                             March 31, 2000

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those

NOTE 4 - GOING CONCERN

	The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of Management to find a business with e or acquire.

NOTE 5 - ISSUANCE OF COMMON STOCK

	The Company issued 5,000,000 shares of common stock (post-split) to the Company's President for services performed.

NOTE 6 - STOCKHOLDERS' ACTIONS

	In 1999, the shareholders of the Company voted several changes to the capital structure of the Company as follows:

	 	Change the domicile from Utah to Nevada;
	 	Increase authorized common shares to 100,000,000 with a par value of $.001;
	 	Change the name of the Company to EMI, Inc.;
	 	Authorize the board to effect a 1 for 100 reverse split of the common stock with no shareholder being reduced below 100 shares.  The stock was reverse split in 2000.  These financial statements reflect the change retroactively to March 31, 1998.

We hereby consent to the use of our audit report of EMI, Inc. dated July 27, 2000 for the year ended March 31, 2000 in the Form 10KSB Annual Report for the year 2000.


s/s Crouch, Bierwolf & Associates

Salt Lake City, UT