Form 10QSB
period 2000-09-30
EMI INC
filed 2000-11-15
CIK 729627

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 2000

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


                          Yes  X    No


                            25,315,223
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of November 13, 2000)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through September
30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                              EMI, INC.
                            Balance Sheet


                                ASSETS

                                             September 30,       March 31,
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


STOCKHOLDERS' EQUITY

     Common Stock 100,000,000 shares
        authorized at $.001 par value;
        25,315,223 and 5,315,223 shares
        issued and outstanding                25,315                 5,315
     Capital in Excess of Par Value        1,635,573             1,635,573
     Accumulated Deficit                  (1,661,821)           (1,641,821)

     Total Stockholders' Equity                 (933)                 (933)

     TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                      $      -          $             -



                              EMI, INC.
                       Statements of Operations
                             (unaudited)

                                        For the Six          For the Six
                                        Months Ended         Months Ended
                                        September 30,        September 30,
                                                2000                 1999


REVENUE                                  $     -             $   -

EXPENSES

     General and Administrative              20,000              -

     Total Expenses                          20,000              -

NET INCOME (LOSS) - Before Taxes         $  (20,000)        $
    Taxes                                      -                 -

INCOME (LOSS)                            $  (20,000)        $    -

Loss Per Common Share                    $     -            $    -

Average Outstanding Shares                 10,716,683         5,315,223


                              EMI, INC.
                       Statements of Cash Flows
                             (unaudited)

                                      For the Six              For the Six
                                      Months Ended             Months Ended
                                      September 30,            September 30,
                                           2000                   1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)        $           (20,000)    $               -
   Shares issued for services            20,000                     -

                                            -                       -
CASH FLOWS FROM
  INVESTING ACTIVITIES                      -                       -
                                            -                       -
CASH FLOWS FROM
  FINANCING ACTIVITIES                      -                       -
                                            -                       -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       -                      -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                -                      -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $       -               $      -

CASH PAID DURING THE PERIOD FOR:
   Interest                          $        -              $      -
   Income Taxes (Including
      Penalties & Interest)          $        -              $     -



                              EMI, INC.
                  Notes to the Financial Statements
                          September 30, 2000


NOTE 1 - INTERIM FINANCIAL STATEMENTS

       The financial statements for the six months ended September 30, 2000 were prepared from the books and records of the Company. Management believes
that all adjustments have been   made to the financial statements to make a
fair presentation of the financial condition of the   Company as of September
30, 2000. The results of the three months are not indicative of a full year of operation for the Company.

NOTE 2 - COMMON STOCK ISSUANCES

       During the quarter, the Company issued 20,000,000 shares of stock to an officer/director for services rendered.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $(933) as operating capital at September 30, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended September 30, 2000, the registrant had net loss of $(20,000) compared to $0 in the same period last year.

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

                                   PART II

OTHER INFORMATION

Item 1.                       Legal Proceedings.                 None
Item 2.                       Changes in Securities.             None
Item 3.                       Defaults Upon Senior Securities.   None
Item 4.                       Submission of Matters to a Vote
                              of Security Holders.               None
Item 5.                       Other Information.                 None
Item 6.                       Exhibits and Reports on Form 8-K.  None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated November 13, 2000
                                                EMI, Inc.

                                                /s/ James Anderson