Form 10QSB
period 2000-12-31
EMI INC
filed 2001-02-20
CIK 729627

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                         Yes  X    No

and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X    No


                            25,315,223
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of January 30, 2001)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, withoutaudit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and changes in its financial position from March 31, 2000 through December 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                              EMI, INC.
                            Balance Sheets


                                ASSETS

                                           December 31,  March 31,
                                              2000        2000
                                           (unaudited)

TOTAL ASSETS                               $    -      $    -


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                             8,512         933

  TOTAL  LIABILITIES                           8,512         933


STOCKHOLDERS' EQUITY(DEFICIT)

  Common Stock 100,000,000 shares
     authorized at $.001 par value;
     25,315,223 and 5,315,223 shares
     issued and outstanding                   25,315       5,315
  Capital in Excess of Par Value           1,635,573   1,635,573
  Accumulated Deficit                      (1,669,400) (1,641,821)

  Total Stockholders' Equity (Deficit)        (8,512)       (933)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      -     $   -

                              EMI, INC.
                       Statements of Operations
                             (unaudited)

                     For the Three  For the Three For the Nine  For the Nine
                     Months Ended   Months Ended  Months Ended  Months Ended
                     December 31,   December 31,  December 31,  December 31,
                        2000          1999         2000        1999

REVENUE              $    -     $    -     $    -      $    -

EXPENSES

 General and
  Administrative        7,579       -         27,579        -

  Total Expenses         7,579       -        27,579        -

NET INCOME (LOSS)
     - Before Taxes  $    -     $    -     $ (27,579)  $    -

  Taxes                   -          -          -           -

INCOME (LOSS)        $  (7,579) $    -     $ (27,579)  $    -

Loss Per
 Common Share          $     -     $    -      $    -         $    -

Average Outstanding Shares     25,315,223    315,223   18,333,405       315,223


                              EMI, INC.
                       Statements of Cash Flows
                             (unaudited)

                                           For the Nine    For the Nine
                                           Months Ended    Months Ended
                                           December 31,    December 31,
                                              2000         1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                       $ (27,579)  $    -
   Shares issued for services                 20,000        -
     Increase in Accounts Payable              7,579        -
                                                -           -
CASH FLOWS FROM
  INVESTING ACTIVITIES                          -           -
                                                -           -
CASH FLOWS FROM
  FINANCING ACTIVITIES                          -           -
                                                -           -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          -           -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -           -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                         $    -      $    -

CASH PAID DURING THE PERIOD FOR:
   Interest                                $    -      $    -
   Income Taxes (Including
      Penalties & Interest)                $    -      $    -




                              EMI, INC.
                  Notes to the Financial Statements
                          December 31, 2000


NOTE 1 - INTERIM FINANCIAL STATEMENTS

          The financial statements for the six months ended December 31, 2000 were prepared from the books and records of the Company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the Company as of December 31, 2000. The results of the three months are not indicative of a full year of operation for the Company.

NOTE 2 - COMMON STOCK ISSUANCES

          During the second quarter of 2000, the Company issued 20,000,000 shares of stock to an officer/director for services rendered.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(8,512) as operating capital at December 31, 2000. The Registrant intends to raise additional funds as needed through private sources.

     Results of Operation. Due to the lack of operations during the quarter ended December 31, 2000, the registrant had net loss of $(7,579) compared to $0 in the same period last year.

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



Dated January 23, 2001               EMI, Inc.

                                     /s/ James Anderson