Form 10QSB
period 2001-06-30
EMI INC
filed 2001-08-15
CIK 729627

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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
outstanding as of July 6, 2001)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from June 30, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

EMI, Inc.
Balance Sheet

ASSETS

                                                                                              June 30,                     March 31,
                                                                                               2001                            2000
                                                                                             (unaudited)

TOTAL ASSETS                                                                  $ -                                $ -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                                    9,812                            9,812

TOTAL LIABILITIES                                                            9,812                             9,812

STOCKHOLDERS' EQUITY

Common Stock 100,000,000 shares
authorized at $.001 par value;
25,315,223 shares issued and outstanding                              25,315                            25,315
Capital in Excess of Par Value                                           1,635,573                       1,635,573
Accumulated Deficit                                                         (1,670,700)                    (1,670,700)

Total Stockholders' Equity                                                        (9,812)                         (9,812)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ -                                 $ -

EMI, Inc.
Statements of Operations
(unaudited)

                                                                                           For the Three                         For the Three
                                                                                           Months Ended                       Months Ended
                                                                                            June 30,                                June 30,
                                                                                             2001                                      2000

REVENUE                                                                           $ -                                           $ -

EXPENSES                                                                             -                                              -

NET INCOME (LOSS) - Before Taxes                                  $ -                                         $ -

Taxes                                                                                          -                                            -

INCOME (LOSS)                                                                  $ -                                        $ -

Loss Per Common Share                                                          $ -                                      $ -

Average Outstanding Shares                                                      25,315,223                          315,223

EMI, Inc.
Statements of Cash Flows
(unaudited)

                                                                                            For the Three                      For the Three
                                                                                            Months Ended                     Months Ended
                                                                                            June 30,                               June 30,
                                                                                             2001                                    2000
 CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                                                                  $ -                                     $ -
                                                                                                  -                                       -

CASH FLOWS FROM
INVESTING ACTIVITIES                                                       -                                       -

                                                                                                   -                                      -

CASH FLOWS FROM
FINANCING ACTIVITIES                                                        -                                    -
                                                                                                     -                                  -

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                     -                                    -

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                            -                                       -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                               $ -                                  $ -

CASH PAID DURING THE PERIOD FOR:

Interest                                                                                        $ -                                 $ -

Income Taxes (Including
Penalties & Interest)                                                                     $ -                                 $ -

EMI, Inc.
Notes to the Financial Statements
June 30, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended June 30, 2001 were prepared from the books and records of the Company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the Company as of June 30, 2001. The results of the three months are not indicative of a full year of operation for the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(9,812) as operating capital at June 30, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended June 30, 2001, the registrant had net income of only $0 compared to $0 in the same period last year.

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

Dated July 6, 2001

EMI, Inc.

/s/ James Anderson